Form 10-K
period 2007-12-31
BEAR STEARNS ASSET BACKED SECURITIES I TRUST 2007-AQ1
filed 2008-03-31
CIK 1383845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-131374-42

BEAR STEARNS ASSET BACKED SECURITIES I TRUST 2007-AQ1
(Exact name of issuing entity as specified in its charter)

BEAR STEARNS ASSET BACKED SECURITIES I LLC
(Exact name of registrant/depositor as specified in its charter)

EMC MORTGAGE CORPORATION
(Exact name of sponsor as specified in its charter)

Delaware	20-0842986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

383 Madison Avenue, New York, New York 10179
(Address of principal executive offices)

(212) 272-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following document if incorporated by reference and the Part of the Form 10_K (e.g., Part I, Part II , etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

SEE ITEM 15 (PART IV)

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
Omitted.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
Not Applicable.

Item 1114(b)(2) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments Financial Information.
Wachovia provides an Interest Rate Swap derivative instrument for the trust as disclosed in the 424 Prospectus.  No additional disclosure is necessary because the significance percentage for the interest rate corridor is less than 10%.

Item 1117 of Regulation AB. Legal Proceedings.
The sponsor has received a civil investigative demand (CID), from the Federal Trade Commission (FTC), seeking documents and data relating to the sponsor's business and servicing practices. The CID was issued pursuant to a December 8, 2005 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders, loan servicers and loan brokers to determine whether there have been violations of certain consumer protections laws. The sponsor is cooperating with the FTC's inquiry.

On March 10, 2008, EMC received notice from the Staff of the FTC that the Staff believed EMC and its parent, The Bear Stearns Companies, Inc. had violated a number of Federal consumer protection statutes in connection with its servicing activities.  With the notice, the Staff delivered a draft complaint and draft consent order seeking certain injunctive relief regarding business practices and unspecified monetary redress.  The Staff also indicated that it had been authorized to offer an opportunity to resolve the matter though consent negotiations before it seeks approval from the FTC to proceed with the filing of a complaint.  EMC expects to engage in such discussions with the Staff.

RODRIGUEZ v. EMC Mortgage Corporation and The Bear Stearns Companies. This purported class action is pending in U. S. District Court for the District of Connecticut.  The case was filed in December 2007.  It seeks certification of a class made up of African-American and Hispanic borrowers who had a non-prime loan serviced by EMC and who were subjected to allegedly improper servicing practices, including imposition of unwarranted fees, pyramiding of late fees, unjustified forced-placing of insurance, failure to properly apply payments, improper reporting of derogatory credit information, and failure to properly administer escrow accounts.  EMC and Bear Stearns have filed motions to dismiss and to strike.

NAACP v. Ameriquest
Ameriquest Mortgage Company has advised that it has discontinued active business operations and has ceased providing updates regarding pending litigation and related matters, and has declined to provide an update in response to a request by the Bear Stearns Asset Backed Securities I LLC (the “Depositor”). The Depositor has therefore used its best efforts to ascertain from publicly available sources and reasonable inquiries the status of previously-reported litigation matters and any litigation matters reported herein by the [Issuer] in which Ameriquest also is a party.  By disclosing any matters herein, the Issuer does not represent that they are material to Ameriquest, that the descriptions provided include all material information relating to their status or that might be available to Ameriquest, or that other matters do not exist.

On January 23, 2006, ACC Capital Holdings Corporation, the parent company of Ameriquest Mortgage Company, AMC Mortgage Services, Inc. (formerly known as Bedford Home Loans, Inc.) and Town and Country Credit Corporation (collectively, the “Affiliates”) and of Argent Mortgage Company, L.L.C., announced that it had entered into a settlement agreement with forty-nine states and the District of Columbia. The settlement was reached after representatives of the financial regulatory agencies and/or attorney general’s offices of many of the forty-nine states and the District of Columbia raised concerns relating to the lending policies of the Affiliates; for the appropriateness of discount points charged prior to February 2003; the accuracy of appraisal valuations; stated income loans and oral statements to borrowers relating to loan terms and disclosures. ACC Capital Holdings Corporation has agreed on behalf of itself and the Affiliates to supplement several of its business practices and to submit itself to independent monitoring. Under the terms of the settlement agreement, ACC Capital Holdings Corporation agreed to pay $295 million toward restitution to borrowers and $30 million to cover the States’ legal costs and other expenses. In June 2005, ACC Capital Holdings Corporation recorded a provision of $325 million in its financial statements to reflect the expected settlement. Ameriquest has provided no additional information regarding the status of this matter.

This purported class action is pending in the U. S. District Court for the Central District of California.  A second amended complaint was filed on March 7, 2008.  The complaint names 18 lenders as defendants, including  Ameriquest Mortgage Company.  It alleges that each defendant engages in disparate treatment of African-Americans and has adopted facially neutral policies that have a disparate and discriminatory impact on African-Americans.  For each lender, the plaintiff seeks certification of a sub-class made up of African-Americans (a) who received subprime loans even though they qualified for loans on more favorable terms, or (b) whose variable rate loans were approved based on a low initial “teaser” interest rate but who would not have qualified for the loan based on the anticipated adjusted interest rate during the first four years of the loan.  The claims are brought under the Fair Housing Act, the Equal Credit Opportunity Act, and the Civil Rights Act.   According to the Court's docket, Ameriquest has not yet answered or otherwise responded to the Complaint .   Ameriquest has provided no additional information regarding the status of this matter.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Not Applicable.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34)

LaSalle Bank National Association’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

Assurant Inc. (the "Asserting Party") has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the Applicable Servicing Criteria. Specifically, the Asserting Party did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with §1122(d)(4)(xii).

As of January 1, 2008, Assurant, Inc. has implemented practices and procedures to  capture the information necessary to assess compliance with Section 1122(d)(4)(xii).

Item 1123 of Regulation AB. Servicer Compliance Statement.
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
1.1
Underwriting Agreement, dated April 13, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor, dated as of January 24, 2007, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor (As previously filed on Form 8-K filed on February 16, 2007and hereby incorporated by reference into this report on Form 10-K)

4.1
Pooling and Servicing Agreement, dated as of January 1, 2007, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as master servicer, and LaSalle Bank National Association, as trustee (As previously filed on Form 8-K filed on February 16, 2007and hereby incorporated by reference into this report on Form 10-K)

4.1
Amendment Number One to the Pooling and Servicing Agreement, dated as of January 1, 2007, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as a seller and as master servicer and LaSalle Bank National Association, as trustee (As previously filed on Form 8-K filed on March 29, 2007 and  hereby incorporated by reference into this report on Form 10-K)

10.1
Mortgage Loan Purchase Agreement, dated as of January 30, 2007 by and among EMC Mortgage Corporation and Bear Stearns Asset Backed Securities I LLC (As previously filed on Form 8-K filed on February 16, 2007 and  hereby incorporated by reference into this report on Form 10-K)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc. as servicing function participant
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Land America Tax and Flood Services, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc. as servicing function participant
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Land America Tax and Flood Services, Inc., as servicing function participant
35(a)	Servicer compliance statement, EMC Mortgage Corporation, as Master Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee
99.1
Custodial Agreement, dated as of January 30, 2007, by and among LaSalle Bank National Association, not individually but solely as trustee and as custodian, Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as a seller and as master servicer and Master Funding LLC, as a seller (As previously filed on Form 8-K filed on February 16, 2007 and  hereby incorporated by reference into this report on Form 10-K)

99.2
Swap Agreement between Wachovia Bank, N.A. and LaSalle Bank National Association, not individually, but solely as supplemental interest trust trustee (As previously filed on Form 8-K filed on February 16, 2007 and  hereby incorporated by reference into this report on Form 10-K)

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:
(31) Rule 13a-14(d)/15d-14(d) Certifications.
(33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	EMC Mortgage Corporation, as Master Servicer
2.	LaSalle Bank National Association, as Trustee and Custodian
3.	Assurant, Inc. as servicing function participant
4.	FIS Tax Services, as servicing function participant
5.	Land America Tax and Flood Services, Inc., as servicing function participant
(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	EMC Mortgage Corporation, as Master Servicer
2.	LaSalle Bank National Association, as Trustee and Custodian
3.	Assurant, Inc. as servicing function participant
4.	FIS Tax Services, as servicing function participant
5.	Land America Tax and Flood Services, Inc., as servicing function participant
(35) Servicer Compliance Statements:
1.	EMC Mortgage Corporation, as Master Servicer
2.	LaSalle Bank National Association, as Trustee

(c) Not Applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indiciated.

EMC Mortgage Corporation, as Master Servicer

March 31, 2008	/s/ Jenna L. Kemp
Name: Jenna L. Kemp
Title: Executive Vice President
The Senior Officer in Charge of the Servicing Function of the Master Servicer

EXHIBIT INDEX

Exhibit Number	Description
1.1
Underwriting Agreement, dated April 13, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor, dated as of January 24, 2007, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor (As previously filed on Form 8-K filed on February 16, 2007and hereby incorporated by reference into this report on Form 10-K)

4.1
Pooling and Servicing Agreement, dated as of January 1, 2007, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as master servicer, and LaSalle Bank National Association, as trustee (As previously filed on Form 8-K filed on February 16, 2007and hereby incorporated by reference into this report on Form 10-K)

4.1
Amendment Number One to the Pooling and Servicing Agreement, dated as of January 1, 2007, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as a seller and as master servicer and LaSalle Bank National Association, as trustee (As previously filed on Form 8-K filed on March 29, 2007 and  hereby incorporated by reference into this report on Form 10-K)

10.1
Mortgage Loan Purchase Agreement, dated as of January 30, 2007 by and among EMC Mortgage Corporation and Bear Stearns Asset Backed Securities I LLC (As previously filed on Form 8-K filed on February 16, 2007 and  hereby incorporated by reference into this report on Form 10-K)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc. as servicing function participant
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Land America Tax and Flood Services, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc. as servicing function participant
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Land America Tax and Flood Services, Inc., as servicing function participant
35(a)	Servicer compliance statement, EMC Mortgage Corporation, as Master Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee
99.1
Custodial Agreement, dated as of January 30, 2007, by and among LaSalle Bank National Association, not individually but solely as trustee and as custodian, Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as a seller and as master servicer and Master Funding LLC, as a seller (As previously filed on Form 8-K filed on February 16, 2007 and  hereby incorporated by reference into this report on Form 10-K)

99.2
Swap Agreement between Wachovia Bank, N.A. and LaSalle Bank National Association, not individually, but solely as supplemental interest trust trustee (As previously filed on Form 8-K filed on February 16, 2007 and  hereby incorporated by reference into this report on Form 10-K)